Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-B
filed 1995-08-15
CIK 760375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For The Quarter Ended June 30, 1995              Commission File No. 2-95011


                     WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                  (Exact name of registrant as specified in its charter)


  Massachusetts                                                   04-2846627
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate  by  check mark whether the  registrant
(1)  has filed all reports required to be  filed
by   Section  13  or  15(d)  of  the  Securities
Exchange  Act  of 1934 during the  preceding  12
months  (or  for  such shorter period  that  the
registrant  was required to file such  reports),
and   (2)  has  been  subject  to  such   filing
requirements for the past 90 days.

                           Yes     X          No
                                  ---              ---
                             There are no Exhibits.

                                  Page 1 of 12
(Page 2)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                                      INDEX                       Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995
   and December 31, 1994                                          3

Statements of Operations  For  the
   Quarters Ended June 30, 1995 and 1994 and For
   the Six Months Ended June 30, 1995 and 1994                    4

Statements of Cash Flows  For  the
   Six Months Ended June 30, 1995 and 1994                        5

Notes to Financial Statements                                     6 - 7

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                  8 - 9

Computer Equipment Portfolio                                      10

Part II. OTHER INFORMATION

Items 1 - 6                                                       11

Signature                                                         12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                    Assets     (Unaudited)      (Audited)
                                                 6/30/95         12/31/94
Investment property, at cost (note 3):
 Computer equipment                            $  1,736,067     $ 1,779,340
   Less accumulated depreciation                  1,577,349       1,518,715
                                               ----------------------------
    Investment property, net                        158,718         260,625

Cash and cash equivalents                            46,129          75,704
Marketable securities (note 2)                       10,508               -
Rents receivable, net (note 2)                       20,240           8,633
Accounts receivable - affiliates, net (note 2)            -               -
                                                ---------------------------
   Total assets                                 $   235,595     $   344,962
                                                ===========================

                        Liabilities and Partners' Equity
Liabilities:
 Current portion of long-term debt (note 5)     $     13,819     $    34,018
   Accounts payable and accrued expenses -
     affiliates (note 4)                              22,652          25,608
 Accrued expenses                                      3,190           8,086
 Accounts payable                                     64,223         109,977
 Distribution payable                                  1,646               -
 Unearned rental revenue                               1,635          19,148
                                                ----------------------------
   Total liabilities                                 107,165         196,837
                                                ----------------------------
Partners' equity:
 General Partner:
   Capital contribution                                1,000           1,000
   Cumulative net income                             652,110         643,610
   Cumulative cash distributions                    (653,216)       (646,632)
                                                ----------------------------
                                                        (106)         (2,022)
                                                ----------------------------
 Limited Partners (25,020 units):
   Capital contribution, net of offering costs    11,139,998      11,139,998
   Cumulative net income                           1,399,709       1,296,220
   Cumulative cash distributions                 (12,411,171)    (12,286,071)
                                                ----------------------------
                                                     128,536         150,147
                                                ----------------------------
   Total partners' equity                            128,430         148,125
                                                ----------------------------
   Total liabilities and partners' equity       $    235,595     $   344,962
                                                ============================

                 See accompanying notes to financial statements.
(Page 4)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                              ---------------------      ---------------------
                                1995        1994          1995          1994
                              ---------------------      ---------------------
Revenue:
 Rental income                $120,788    $ 158,759      $238,031     $324,906
 Interest income                   393        2,013         1,934        2,288
 Net gain (loss) on sale
   of equipment                  1,047       (2,021)        2,737        9,264
 Recovery of net unsecured
   pre-petition claim (note 2)  10,508            -        10,508            -
                              ---------------------      ---------------------
    Total revenue              132,736      158,751       253,210      336,458
                              =====================      =====================
Costs and expenses:
 Depreciation                   50,738       71,530       101,907      152,245
 Reversal of provision for
   doubtful accounts            (7,980)           -        (7,980)           -
 Interest                         (754)       1,048           845        2,891
 Related party expenses
   (note 4):
   Management fees               6,085        9,294        12,242       20,927
   General and administrative   18,602       19,427        34,207       34,508
                              ---------------------      ---------------------
    Total costs and expenses    66,691      101,299       141,221      210,571
                              ---------------------      ---------------------
Net income                    $ 66,045    $  57,452      $111,989     $125,887
                              =====================      =====================
Net income per Limited
 Partnership Unit             $   2.55    $    2.10      $   4.14     $   4.25
                              =====================      =====================

                 See accompanying notes to financial statements.
(Page 5)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                   1995             1994
Cash flows from operating activities:
 Net income                                        $ 111,989        $ 125,887
                                                   --------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     101,907          152,245
    Reversal of provision for doubtful accounts       (7,980)               -
    Net gain on sale of equipment                     (2,737)          (9,264)
    Net (increase) decrease in current assets        (14,135)           5,430
      Net   (decrease)   increase   in   current
         liabilities                                 (71,119)           9,880
                                                    -------------------------
      Total adjustments                                5,936          158,291
                                                    -------------------------
      Net cash provided by operating activities      117,925          284,178
                                                    -------------------------
Cash flows from investing activities:
 Purchase of investment property                           -          (65,872)
 Proceeds from sales of investment property            2,737           89,819
                                                    -------------------------
      Net cash provided by investing activities        2,737           23,947
                                                    -------------------------
Cash flows from financing activities:
 Principal payments on long-term debt                (20,199)         (79,302)
 Cash distributions to partners                     (130,038)        (197,526)
                                                    -------------------------
      Net cash used in financing activities         (150,237)        (276,828)
                                                    -------------------------
Net (decrease) increase in cash and  cash
    equivalents                                      (29,575)          31,297

Cash and cash equivalents at beginning of period      75,704          111,975
                                                    -------------------------
Cash and cash equivalents at end of period          $ 46,129         $143,272
                                                    =========================
Supplemental cash flow information:
 Interest paid during the period                    $  1,921         $  3,418
                                                    =========================

                 See accompanying notes to financial statements.
(Page 6)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)   Organization and Partnership Matters

The  foregoing financial statements of Wellesley
Lease  Income  Limited  Partnership  III-B  (the
"Partnership") have been prepared in  accordance
with the rules and regulations of the Securities
and   Exchange  Commission  for  Form  10-Q  and
reflect  all  adjustments  which  are,  in   the
opinion  of  management, necessary  for  a  fair
presentation  of  the results  for  the  interim
periods  presented.  Pursuant to such rules  and
regulations, certain note disclosures which  are
normally   required  under  generally   accepted
accounting principles have been omitted.  It  is
recommended  that these financial statements  be
read   in  conjunction  with  the  Partnership's
Annual  Report on Form 10-K for the  year  ended
December 31, 1994.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial statements include allowances for
estimated  losses on receivable  balances.   The
allowances  for doubtful accounts are  based  on
past  write off experience and an evaluation  of
potential  uncollectible  accounts  within   the
current    receivable   balances.     Receivable
balances    which   are   determined    to    be
uncollectible are charged against the  allowance
and  subsequent recoveries, if any, are credited
to the allowance.  At June 30, 1995 and December
31,  1994,  the allowance for doubtful  accounts
included  in  rents receivable  was  $1,065  and
$9,046,   respectively.    The   allowance   for
doubtful    accounts   included   in    accounts
receivable - affiliates was $40,466 at June 30, 1995 and December 31, 1994, respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The  marketable  securities  consist  of  common
stock   in   Continental   Information   Systems
Corporation received by the Partnership  in  the
distribution  made  December  27,  1994  by  the
Trustee  of  the  Liquidating  Estate   of   CIS
Corporation,   et  al  with   respect   to   the
outstanding  net  unsecured pre-petition  claim.
During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At June 30, 1995, the Partnership owned computer
equipment  with  a  depreciated  cost  basis  of
$158,718,  subject  to  existing  leases.    All
purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4)   Related Party Transactions

Fees,  commissions and other  expenses  paid  or
accrued   by  the  Partnership  to  the  General
Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                               1995           1994

Equipment acquisition fees     $      -       $  1,919
Management fees                  12,242         20,927
Reimbursable expenses paid       35,397         24,718
                               -----------------------
                               $ 47,639       $ 47,564
                               =======================

Under  the  terms of the Partnership  Agreement,
the  General Partner is entitled to an equipment
acquisition fee of 3% of the purchase price paid
by  the  Partnership  for  the  equipment.   The
General Partner is also entitled to a management
fee  equal to 7% of the monthly rental  billings
collected.    In   addition,   the   Partnership
reimburses   the   General   Partner   and   its
affiliates for certain expenses incurred by them
in   connection  with  the  operation   of   the
Partnership.

(5)   Long-term Debt

Long-term debt at June 30, 1995 consists of  one
installment  loan from Bank of  Lincolnwood  for
$13,819   with  an  interest  rate   of   6.25%,
collateralized by the equipment with a net book value of $33,197, and the assignment of the related lease. Such long-term debt matures in 1995.

(6)   Subsequent Events

On  July 20, 1995, the Partnership received  the
second  distribution from  the  Trustee  of  the
Liquidating  Estate of CIS Corporation,  et  al,
with  respect  to the net unsecured pre-petition
claim.   The  distribution  consisted  of   cash
proceeds of $19,646.  The cash will be reflected
in   the  financial  statements  for  the  third
quarter of 1995.  Following the Trustee's second
distribution,  the Partnership has  a  remaining
net  unsecured pre-petition claim of $20,820  as
of   July   20,   1995.   The  General   Partner
anticipates  that  the Liquidating  Estate  will
make   future  distributions  on  the  remaining
outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

(Page 8)
                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The   following   discussion  relates   to   the
Partnership's operations for the quarter and six months ended June 30, 1995 in comparison to the same periods in the prior year.

The  Partnership realized net income of  $66,045
and  $57,452  for the quarters  ended  June  30,
1995,  and  1994, respectively.   Rental  income
decreased $37,971 or 24% primarily due to  lower
rental   rates   obtained  on  equipment   lease
extensions and remarketings resulting after  the
initial  lease term expires and due to a  slight
decrease  in  the overall size of the  equipment
portfolio.   Interest  income  decreased  as   a
result  of  lower average short-term  investment
balances.   The  recovery of net unsecured  pre-
petition   claim   was   the   result   of   the
establishment of the carrying value of the stock
received  in  the December 27, 1994 distribution
from  the  Trustee of the Liquidating Estate  of
CIS   Corporation,  et  al.    The   receivables
associated  with the stock settlement  had  been
fully  reserved  in a prior year;   accordingly,
the  Partnership was able to show a recovery  on
those  receivables as of June 30, 1995 at  which
time   an   objective  stock  value   could   be
determined   due   to   the   stock's    trading
activities.

Total  costs and expenses decreased 35%  between
the  three  month periods as a result  of  lower
depreciation expense combined with the  reversal
of     provision    for    doubtful    accounts.
Depreciation expense decreased between the three
month  periods  due to a large  portion  of  the
equipment  portfolio becoming fully  depreciated
and  a slight reduction in the overall equipment
portfolio.   Interest expense decreased  between
the three month periods primarily as a result of
an  overaccrual of interest expense in the first
quarter of 1995 and to the continued paydown  of
long-term debt.  For the quarter ended June  30,
1995,  management fees expense and  general  and
administrative expenses decreased in correlation
to the reduction in rental income.  The reversal
of provision for doubtful accounts was generated
due   to   successful  collection   efforts   on
delinquent rents receivable.

The  Partnership realized net income of $111,989
and  $125,887 for the six months ended June  30,
1995  and  1994, respectively.  The  Partnership
realized  rental income of $238,031 and $324,906
for the six months ended June 30, 1995 and 1994,
respectively.   As  discussed  in  the   quarter
analysis  above,  the  27%  decrease  in  rental
income  between 1995 and 1994 can be  attributed
to  the remarketing of equipment at lower  rates
and   the  overall  decrease  in  the  equipment
portfolio.   The  decrease  in  interest  income
between 1995 and 1994 can be attributed  to  the
lower  average  short-term investment  balances.
As   mentioned  above,  the  recovery   of   net
unsecured  pre-petition claim was the result  of
the  establishment of the carrying value of  the
stock   received  in  the  December   27,   1994
distribution from the Trustee of the Liquidating
Estate   of   CIS  Corporation,  et   al.    The
receivables associated with the stock settlement
had   been  fully  reserved  in  a  prior  year;
accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased 33% in  1995
as   a  result  of  lower  depreciation  expense
combined  with  the reversal  of  provision  for
doubtful    accounts.    Depreciation    expense
decreased  between  1995 and  1994  due  to  the
initial   equipment  portfolio  becoming   fully
depreciated and due to the overall reduction  of
the Partnership's equipment portfolio.  Interest
expense significantly decreased between 1995 and
1994 mainly due to the continued paydown of long-
term debt.  As discussed above, the decrease  in
management  fees expense reflects a  decline  in
rental  income.  The reversal of  provision  for
doubtful  accounts was generated in  the  second
quarter  of  1995  due to successful  collection
efforts  on  delinquent  rents  receivable,   as
discussed above.

(Page 9)

The  Partnership recorded net income per Limited
Partnership Unit of $4.14 and $4.25 for the  six
months   ended   June   30,   1995   and   1994,
respectively.

Liquidity and Capital Resources

For  the six months ended June 30, 1995,  rental
revenue generated from operating leases was  the
primary source of funds for the Partnership.  As
equipment leases terminate, the General  Partner
determines if the equipment will be extended  to
the  same lessee, remarketed to another  lessee,
or   if  it  is  less  marketable,  sold.   This
decision is made upon analyzing which option would generate the most favorable results.

Rental  income will continue to decrease due  to
two  factors.   The  first factor  is  the  rate
obtained when the original leases expire and are
remarketed  at  a  lower rate.   Typically,  the
remarketed  rates are lower due to the  decrease
in  useful life of the equipment.  Secondly, the
increasing change of technology in the  computer
industry usually decreases the demand for  older
equipment,  thus increasing the  possibility  of
obsolescence.   Both of these  factors  together
will  cause  remarketed rates to be  lower  than
original rates and will cause certain leases  to
terminate   upon  expiration.   This   decrease,
however,  should  not affect  the  Partnership's
ability  to  meet its future cash  requirements,
including  its  long-term obligations.   To  the
extent   that  future  cash  flows   should   be
insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.
Future rental revenues on existing leases amount to $256,217 and are to be received over the next three years.

In   the   first   six  months  of   1995,   the
Partnership's investing activities  resulted  in
equipment sales with a depreciated cost basis of
$1,727,    generating   $2,737   in    proceeds.
Associated with the equipment sales were  $1,727
of   loss   charge  offs  against  the  reserve,
initially  set up in prior periods for estimated
losses on the ultimate disposition of equipment.
The   Partnership   has  no   material   capital
expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its investment period.

The  Partnership's financing activities for  the
year  resulted in the paydown on long-term  debt
of  $20,199.  The Partnership will be paying off
its  remaining  long-term  debt  obligation   of
$13,819 in 1995.

Cash  distributions are currently at  an  annual
level  of  1% per Limited Partnership  Unit,  or
$1.25   per  Limited  Partnership  Unit   on   a
quarterly basis.  For the quarter ended June 30,
1995,   the   Partnership   declared   a    cash
distribution  of  $32,921, of  which  $1,646  is
allocated to the General Partner and $31,275  is
allocated   to   the  Limited   Partners.    The
distribution  will be made on August  28,  1995.
The Partnership expects to continue paying at or near this level in the future.

The   effects   of  inflation  have   not   been
significant to the Partnership and are not expected to have any material impact in future periods.

(Page 10)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Brian Unlimited Distributions Company
Brylane, Incorporated
Crowley Foods, Incorporated
FAX International, Incorporated
Goodyear Tire and Rubber Company, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
ITT Flygt Corporation
Maryland Casualty Insurance Company, Incorporated
Packard Hughes Interconnect, Incorporated
Western Atlas Company, Incorporated


Equipment Description         Acquisition Price

Computer Peripherals          $ 1,249,968
Processors & Upgrades             121,525
Other                             364,574
                              -----------
                              $ 1,736,067
                              ===========

(Page 11)
                           PART II.  OTHER INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes  in  the  Rights   of   the
         Partnership's Security Holders
         Response:  None

Item 3.  Defaults  by the Partnership  on  its
         Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)

SIGNATURE

Pursuant  to the requirements of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP III-B
(Registrant)


By:    Wellesley Leasing Partnership,
       its General Partner


By:    TLP Leasing Programs, Inc.,
       one of its Corporate General Partners


Date:  August 11, 1995
By:    Arthur P. Beecher,
       President