Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-B
filed 1995-11-14
CIK 760375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-95011


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2846627
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                                ---------------


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

                                  Yes X No ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)


                                     INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                         3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and For the Nine Months
                           Ended September 30, 1995 and 1994                                                              4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                    5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                        9 - 10

              Computer Equipment Portfolio                                                                               11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                12

              Signature                                                                                                  13


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                    Assets                                           (Unaudited)             (Audited)
                                                                                       9/30/95                12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,710,632               1,779,340
     Less accumulated depreciation                                                      1,602,652               1,518,715
                                                                                        ---------               ---------
       Investment property, net                                                           107,980                 260,625

Cash and cash equivalents                                                                  78,277                  75,704
Marketable securities (notes 2 and 6)                                                       9,457                       -
Rents receivable (note 2)                                                                  28,663                   8,633
Accounts receivable - affiliates, net (notes 2 and 4)                                           -                       -
                                                                                                -                       -

     Total assets                                                                 $       224,377         $       344,962
                                                                                  =       =======         =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $         3,482         $        34,018
   Accounts payable and accrued expenses - affiliates (note 4)                             18,133                  25,608
   Accounts payable and accrued expenses                                                   42,088                 118,063
   Distribution payable                                                                     1,646                       -
   Unearned rental revenue                                                                      -                  19,148
                                                                                            -----                  ------

     Total liabilities                                                                     65,349                 196,837
                                                                                           ------                 -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                655,822                 643,610
     Cumulative cash distributions                                                       (654,862)               (646,632)
                                                                                         --------                --------
                                                                                            1,960                  (2,022)
                                                                                            -----                  ------
   Limited Partners (25,020 Units):
     Capital contribution, net of
       offering costs                                                                  11,139,998              11,139,998
     Cumulative net income                                                              1,460,567               1,296,220
     Cumulative cash distributions                                                    (12,442,446)            (12,286,071)
                                                                                      -----------             -----------
                                                                                          158,119                 150,147
                                                                                          -------                 -------
     Unrealized losses on marketable securities (note 6)                                   (1,051)                      -
                                                                                           ------                 -------
     Total partners' equity                                                               159,028                 148,125
                                                                                          -------                 -------

     Total liabilities and partners' equity                                       $       224,377         $       344,962
                                                                                  =       =======         =       =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $    117,174       $    123,121         $    355,205        $    448,027
   Interest income                                   717              2,163                2,651               4,451
   Net gain (loss) on sale
     of equipment                                    825            (14,351)               3,562              (5,087)
   Recovery of net unsecured
     pre-petition claim (note 7)                  19,646                  -               30,154                   -
                                                  ------             ------               ------              ------

       Total revenue                             138,362            110,933              391,572             447,391
                                                 -------            -------              -------             -------

Costs and expenses:
   Depreciation                                   50,738             71,655              152,645             223,900
   (Reversal of) provision for
     doubtful accounts                               443             (4,759)              (7,537)             (4,759)
   Interest                                          162                744                1,007               3,635
   Related party expenses (note 4):
     Management fees                               5,731              7,520               17,973              28,447
     General and administrative                   16,718             15,694               50,925              50,202
                                                  ------             ------               ------              ------

       Total costs and expenses                   73,792             90,854              215,013             301,425
                                                  ------             ------              -------             -------

Net income                                  $     64,570       $     20,079         $    176,559        $    145,966
                                            =     ======       =     ======         =    =======        =    =======

Net income per Limited
   Partnership Unit                         $       2.43       $       0.74         $       6.57        $       4.99
                                            =       ====       =       ====         =       ====        =       ====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                           1995                      1994
                                                                                           ----                      ----
Cash flows from operating activities:
   Net income                                                                          $    176,559             $     145,966
                                                                                       -    -------             -     -------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                         152,645                   223,900
       Reversal of provision for doubtful accounts                                           (7,537)                   (4,759)
       Net (gain) loss on sale of equipment                                                  (3,562)                    5,087
       Net (increase) decrease in current assets                                            (23,001)                   20,192
       Net decrease in current liabilities                                                 (102,598)                  (37,482)
                                                                                           --------                   -------

         Total adjustments                                                                   15,947                   206,938
                                                                                             ------                   -------

         Net cash provided by operating activities                                          192,506                   352,904
                                                                                            -------                   -------

Cash flows from investing activities:
   Purchase of investment property                                                                -                  (144,097)
   Proceeds from sales of investment property                                                 3,562                   122,377
                                                                                              -----                   -------

         Net cash provided by (used in) investing activities                                  3,562                   (21,720)
                                                                                              -----                   -------

Cash flows from financing activities:
   Principal payments on long-term debt                                                     (30,536)                  (90,776)
   Cash distributions to partners                                                          (162,959)                 (296,289)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (193,495)                 (387,065)
                                                                                           --------                  --------

Net increase (decrease) in cash and cash equivalents                                          2,573                   (55,881)

Cash and cash equivalents at beginning of period                                             75,704                   111,975
                                                                                             ------                   -------

Cash and cash equivalents at end of period                                             $     78,277             $      56,094
                                                                                       =     ======             =      ======

Supplemental cash flow information:
   Interest paid during the period                                                     $      2,083             $       4,228
                                                                                       =      =====             =       =====

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $1,508 and $9,046, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $20,820 and $40,466 at September 30, 1995 and December 31, 1994, respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 6).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment with a depreciated cost basis of $107,980 subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                   1995                         1994
                                                   ----                         ----

      Equipment acquisition fees               $          -                 $      4,197
      Management fees                                17,973                       28,447
      Reimbursable expenses paid                     49,753                       41,658
                                                     ------                       ------

                                               $     67,726                 $     74,302
                                               =     ======                 =     ======


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

(5)   Long-term Debt

Long-term debt at September 30, 1995, consists of one installment note from Bank of Lincolnwood for $3,482 with an interest rate of 6.25%, collateralized by the equipment with a net book value of $29,047, and the assignment of the related lease. Such long-term debt matures in 1995.

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $1,051.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 10,508       $ 9,457       $       -          $        -
                                                                       ========       =======       =========          ==========

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(7)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 6 Subsequent Events, the Partnership received the second distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $19,646. Following the Trustee's second distribution, the Partnership has a remaining net unsecured pre-petition claim of $20,820 as of September 30, 1995 (see note 8).

(8)   Subsequent Events

On October 20, 1995, the Partnership received the third distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $905 and 577 shares of common stock in Continental Information Systems Corporation with a carrying value of $1,443. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution and an additional charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $16,976 as of October 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in the prior year.

The Partnership realized net income of $64,570 and $20,079 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $5,947 or 5% due to lower rental rates obtained on equipment lease extension and remarketings resulting after the initial lease term expires and due to the slight decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances. The current quarter equipment sales resulted in a net gain on sale of equipment of $825 versus a net loss on sale of equipment of $14,351 in the quarter ended September 30, 1994. The net gain on sale of equipment was due to equipment sales being fully depreciated thus producing $825 in sales proceeds. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al (the "Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased 19% between the three month periods as a result of lower depreciation expense. Depreciation expense decreased between the three month periods due to a large portion of the equipment portfolio becoming fully depreciated and because of the reduction in the equipment portfolio. The Partnership established a provision for doubtful accounts of $443 in the current quarter to reserve for delinquent rents receivable. Interest expense decreased between the three month periods due to the continued paydown of long-term debt. For the quarter ended September 30, 1995, management fees expense decreased in correlation to the reduction in rental income.

The Partnership realized net income of $176,559 and $145,966 for the nine months ended September 30, 1995 and 1994, respectively. The Partnership realized rental income of $355,205 and $448,027 for the nine months ended September 30, 1995 and 1994, respectively. As discussed in the quarter analysis above, the 21% decrease in rental income between 1995 and 1994 can be attributed to the remarketing of equipment at lower rates and the overall decrease in the equipment portfolio. The decrease in interest income can be attributed to the lower average short-term investment balances. As mentioned above, the recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 second distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995, at which time an objective stock value could be determined due to the stock's trading activities.

Total costs and expenses decreased $86,412 or 29% in 1995 as a result of lower depreciation expense combined with the$10,474 decrease in management fees expense. Depreciation expense decreased between 1995 and 1994 due to the initial equipment portfolio becoming fully depreciated and due to the reduction of the Partnership's equipment portfolio. Interest expense decreased between 1995 and 1994 due to the continued paydown of long-term debt. As discussed above, the decrease in management fees expense reflects a decline in rental income. The reversal of provision for doubtful accounts was generated in the second quarter of 1995 due to successful collection efforts on delinquent rents receivable.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

During the quarter and nine months ended  September  30, 1995,  the  Partnership
recorded  net  income  per  Limited   Partnership   Unit  of  $2.43  and  $6.57,
respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from the operating leases was the primary source of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed. Typically, the remarketed rates are lower due to the decrease in the useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on existing leases amount to $151,520 and are to be received over the next three years.

In the first nine months of 1995, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $1,727 generating $3,562 in proceeds. Associated with the equipment sales were $1,727 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its investment period.

The Partnership's financing activities for the year resulted in the paydown on long-term debt of $30,536. The Partnership will pay off its remaining long-term debt obligation of $3,482 in 1995.

Cash distributions are at an annual level of 1% per Limited Partnership Unit or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $32,921, of which $1,646 is allocated to the General Partner and $31,275 is allocated to the Limited Partners. The distribution will be made on November 28, 1995. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                     (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1995

Lessee

Brian Unlimited Distribution Company
Brylane, Incorporated
Crowley Foods, Incorporated
FAX International, Incorporated
Goodyear Tire & Rubber Company, Incorporated
Halliburton Company, Incorporated
Hughes Aircraft Company, Incorporated
Maryland Casualty Insurance Company, Incorporated
Packard Hughes Interconnect, Incorporated
Western Atlas Company, Incorporated

Equipment Description                                                                  Acquisition Price

Computer peripherals                                                                     $     1,231,655
Processors & upgrades                                                                            119,744
Other                                                                                            359,233
                                                                                               ---------

                                                                                         $     1,710,632
                                                                                         =     =========


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

By:  Arthur P. Beecher,
     President


Date:  November 14, 1995
      -------------------