Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-B
filed 1996-08-14
CIK 760375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-95011


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
             (Exact name of registrant as specified in its charter)


         Massachusetts                                                04-2846627
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


    One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (617) 482-8000
                           --------------------------


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


                                 INDEX                                                                               Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                             3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and For the Six Months Ended
                          June 30, 1996 and 1995                                                                         4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                                         5

                    Notes to Financial Statements                                                                    6 - 8

              Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations                                                                        9 - 11

              Computer Equipment Portfolio                                                                              12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                               13

              Signature                                                                                                 14


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                              Assets                (Unaudited)              (Audited)
                                                                                      6/30/96                 12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $        678,045        $      1,556,972
     Less accumulated depreciation                                                        660,476               1,444,538
                                                                                 ----------------        ----------------
       Investment property, net                                                            17,569                 112,434

Cash and cash equivalents                                                                  14,772                 123,547
Marketable securities (note 5)                                                              8,963                  10,158
Rents receivable, net (note 2)                                                             13,943                  17,627
Sales receivable                                                                           26,000                   1,125
Accounts receivable - affiliates (notes 2, 4 and 6)                                         3,058                       -
                                                                                 ----------------        ----------------

     Total assets                                                                $         84,305        $        264,891
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $         17,860        $          6,657
   Accounts payable and accrued expenses                                                   17,617                  31,749
   Distributions payable                                                                    1,646                       -
   Unearned rental revenue                                                                      -                     550
                                                                                 ----------------        ----------------

     Total liabilities                                                                     37,123                  38,956
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                662,122                 660,945
     Cumulative cash distributions                                                       (663,092)               (656,508)
     Unrealized losses on marketable securities (note 5)                                      (30)                    (18)
                                                                                 ----------------        ----------------
                                                                                                -                   5,419
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,998              11,139,998
     Cumulative net income                                                              1,508,963               1,556,014
     Cumulative cash distributions                                                    (12,598,821)            (12,473,721)
     Unrealized losses on marketable securities (note 5)                                   (2,958)                 (1,775)
                                                                                 ----------------        ----------------
                                                                                           47,182                 220,516
                                                                                 ----------------        ----------------
     Total partners' equity                                                                47,182                 225,935
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $         84,305        $        264,891
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $    (15,276)      $    120,788         $     61,790        $    238,031
   Interest income                                   302                393                1,240               1,934
   Net gain on sale
     of equipment                                  3,500              1,047                3,500               2,737
   Recovery of unsecured
     pre-petition claim (note 6)                   4,965             10,508                7,595              10,508
                                            ------------       ------------         ------------        ------------

       Total revenue                              (6,509)           132,736               74,125             253,210
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                   34,432             50,738               68,864             101,907
   (Reversal of) provision for
     doubtful accounts                             6,744             (7,980)               6,744              (7,980)
   Interest                                            -               (754)                   -                 845
   Related party expenses (note 4):
     Management fees                               2,775              6,085                4,991              12,242
     General and administrative                   22,130             18,602               39,400              34,207
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   66,081             66,691              119,999             141,221
                                            ------------       ------------         ------------        ------------

Net (loss) income                           $    (72,590)      $     66,045         $    (45,874)       $    111,989
                                            ============       ============         ============        ============

Net (loss) income per Limited
   Partnership Unit                         $      (2.87)      $       2.55         $      (1.88)       $       4.14
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net (loss) income                                                                   $    (45,874)            $     111,989
                                                                                       ------------             -------------

   Adjustments to reconcile  net (loss) income to net cash (used in) provided by operating activities:
       Depreciation                                                                          68,864                   101,907
       (Reversal of) provision for doubtful accounts                                          6,744                    (7,980)
       Net gain on sale of equipment                                                         (3,500)                   (2,737)
       Net increase in current assets                                                       (30,993)                  (14,135)
       Net decrease in current liabilities                                                   (3,479)                  (71,119)
                                                                                       ------------             -------------

         Total adjustments                                                                   37,636                     5,936
                                                                                       ------------             -------------

         Net cash (used in) provided by operating activities                                 (8,238)                  117,925
                                                                                       ------------             -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                29,501                     2,737
                                                                                       ------------             -------------

         Net cash provided by investing activities                                           29,501                     2,737
                                                                                       ------------             -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           -                   (20,199)
   Cash distributions to partners                                                          (130,038)                 (130,038)
                                                                                       ------------             -------------

         Net cash used in financing activities                                             (130,038)                 (150,237)
                                                                                       ------------             -------------

Net decrease in cash and cash equivalents                                                  (108,775)                  (29,575)

Cash and cash equivalents at beginning of period                                            123,547                    75,704
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $     14,772             $      46,129
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $          -             $       1,921
                                                                                       ============             =============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts included in rents receivable was $7,583 and $839 at June 30, 1996 and December 31, 1995, respectively. The allowance for doubtful accounts - affiliates was $9,381 and $17,440 at June 30, 1996 and December 31, 1995, respectively, both of which pertained to the unsecured pre-petition claim balance.

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $17,569, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                   1996                 1995
                                                   ----                 ----

Management fees                                $      4,991          $     12,242
Reimbursable expenses paid                           45,723                35,397
                                               ------------          ------------

                                               $     50,714          $     47,639
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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At June 30, 1996, the difference between the fair value and the cost basis of these securities is an unrealized loss of $2,988.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at June 30, 1996 and December 31, 1995, respectively, are as follows:

                                                                            June 30, 1996              December 31, 1995
                                                                       -----------------------      ---------------------
                                                                       Cost           Fair          Cost            Fair
                                                                       Basis          Value         Basis           Value


Investment in Continental Information
     Systems Corporation Stock                                         $ 11,951       $  8,963      $ 11,951     $ 10,158
                                                                       ========       ========      ========     ========

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(6)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996 and April 19, 1996, respectively, the Partnership received the fourth and fifth distributions from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the unsecured pre-petition claim. The fourth and fifth distributions consisted of cash proceeds of $2,630 and $4,965, respectively. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $9,381 as of June 30, 1996 (see note 7).

(7)   Subsequent Events

On July 19, 1996, the Partnership received the sixth distribution from the Trustee with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $2,555 and 51 shares of common stock in Continental Information Systems Corporation ("CISC"). Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $6,699 as of July 19, 1996. The General Partner anticipates that the Trustee will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 1996, compared to the same periods in 1995.

The Partnership realized a net loss of $72,590 and net income of $66,045 for the quarters ended June 30, 1996, and 1995, respectively. Rental income decreased $136,064 primarily due to a $48,880 adjustment in the quarter ended June 30, 1996 for an overaccrual of rental income recognized in prior periods, relating to equipment that came off lease and was returned to inventory. Other factors impacting the overall decline in rental income in the current quarter are the lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to the decrease in the equipment portfolio. The recovery of the unsecured pre-petition claim of $4,965 for the quarter ended June 30, 1996 was the result of the receipt of the Trustee's fifth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 6 to the financial statements).

Total costs and expenses remained constant between the three month periods primarily as a result of lower depreciation expense in the current quarter offset by a reversal of provision for doubtful accounts in the prior period. Depreciation expense decreased $16,306 due to a large portion of the equipment portfolio becoming fully depreciated and due to the significant reduction in the overall equipment portfolio. The provision for doubtful accounts increased $14,724 between the three month periods. In 1996, a provision of $6,744 was created due to an increase in delinquent rents receivable, whereas in 1995, a $7,980 reversal of provision for doubtful accounts was recognized due to successful collection efforts on delinquent rents receivable. Management fees expense decreased as a result of the reduction in rental income. General and administrative expenses increased $3,528 or 19%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership realized a net loss of $45,874 and net income of $111,989 for the six months ended June 30, 1996 and 1995, respectively. The Partnership realized rental income of $61,790 and $238,031 for the six months ended June 30, 1996 and 1995, respectively. As discussed in the quarter analysis above, the $48,880 or 28% of the 74% decrease in rental income between 1996 and 1995 can be attributed to the adjustment in the second quarter of 1996 for an overaccrual of rental income recognized in prior periods. The remaining reason for the decline is due to the remarketing of equipment at lower rates and the overall decrease in the equipment portfolio. As mentioned above, the recovery of the unsecured pre-petition claim in the current period was the result of the receipt of the fourth and fifth distributions from the Trustee in the total amount of $7,595 (see note 6).

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $21,222 or 15% in 1996 primarily as a result of lower depreciation expense offset by an increase in the provision for doubtful accounts. As discussed in the quarter analysis above, depreciation expense decreased $33,043 or 32% between 1996 and 1995 due to a large portion of the equipment portfolio becoming fully depreciated and due to the overall reduction of the Partnership's equipment portfolio. The provision for doubtful accounts increased in the current year due to an increase in delinquent rents receivable. As discussed above, a reversal of provision for doubtful accounts was generated in 1995 due to the successful collection efforts on delinquent rents receivable. Management fees decreased $7,251 or 60% in relation to the decrease in rental income. General and administrative expenses increased $5,193 or 16%. As discussed above, a major factor contributing to this increase is that the salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships.

The Partnership recorded a net loss per Limited Partnership Unit of $2.87 and net income of $2.55 for the quarters ended June 30, 1996 and 1995, respectively, and a net loss of $1.88 and net income of $4.14 for the six months ended June 30, 1996 and 1995, respectively. The allocation for the six months ended June 30, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the second quarter of 1996. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provision of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended June 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $32,447 and are to be received during the current year.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution during 1996. The Partnership will not be terminated until the unsecured pre-petition claim against CIS Corporation has been settled and the proceeds have been distributed to the Partners.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

In the first six months of 1996, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $26,001, generating $29,501 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end if its reinvestment period and has announced its intentions of liquidating the Partnership this year.

Cash distributions are currently halted in an effort to minimize cost and accumulate cash in anticipation of a final distribution to the Partners once the Partnership has been liquidated. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1996

Lessee

Brylane, Incorporated
FAX International, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Securities Industry Automation Corporation

Equipment Description                       Acquisition Price

Computer Peripherals                         $        488,192
Processors & Upgrades                                  47,463
Other                                                 142,390
                                             ----------------

                                             $        678,045
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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President