Form 10-Q
period 1996-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-B
filed 1996-11-14
CIK 760375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 2-95011


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

                             -----------------------


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



                                 INDEX                                                                        Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                             3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and For the Nine Months Ended
                          September 30, 1996 and 1995                                                         4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                         5

                    Notes to Financial Statements                                                             6 - 8

              Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations                                                                 9 - 11

              Computer Equipment Portfolio                                                                    12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                     13

              Signature                                                                                       14


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/96                 12/31/95
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $        678,045        $      1,556,972
     Less accumulated depreciation                                                        660,476               1,444,538
                                                                                 ----------------        ----------------
       Investment property, net                                                            17,569                 112,434

Cash and cash equivalents                                                                  45,272                 123,547
Marketable securities (notes 2 and 5)                                                       1,219                  10,158
Rents receivable, net (note 2)                                                             10,926                  17,627
Sales receivable                                                                                -                   1,125
Accounts receivable - affiliates (notes 2 and 6)                                                -                       -
                                                                                 ----------------        ----------------

     Total assets                                                                $         74,986        $        264,891
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $          4,818        $          6,657
   Accounts payable and accrued expenses                                                   20,413                  31,749
   Unearned rental revenue                                                                      -                     550
                                                                                 ----------------        ----------------

     Total liabilities                                                                     25,231                  38,956
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                662,096                 660,945
     Cumulative cash distributions                                                       (663,092)               (656,508)
     Unrealized losses on marketable securities (note 5)                                       (4)                    (18)
                                                                                 ----------------        ----------------
                                                                                                -                   5,419
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,998              11,139,998
     Cumulative net income                                                              1,508,928               1,556,014
     Cumulative cash distributions                                                    (12,598,821)            (12,473,721)
     Unrealized losses on marketable securities (note 5)                                     (350)                 (1,775)
                                                                                 ----------------        ----------------
                                                                                           49,755                 220,516
                                                                                 ----------------        ----------------
     Total partners' equity                                                                49,755                 225,935
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $         74,986        $        264,891
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $     29,744       $    117,174         $     91,534        $    355,205
   Interest income                                   321                717                1,561               2,651
   Recovery of net unsecured
     pre-petition claim (note 6)                   2,683             19,646               10,278              30,154
                                            ------------       ------------         ------------        ------------

       Total revenue                              32,748            137,537              103,373             388,010
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                        -             50,738               68,864             152,645
   Provision for (reversal of)
     doubtful accounts                             7,842                443               14,586              (7,537)
   Interest                                            -                162                    -               1,007
   Related party expenses (note 4):
     Management fees                               2,252              5,731                7,243              17,973
     General and administrative                   19,561             16,718               58,961              50,925
   Net loss (gain) on sale
     of equipment                                    780               (825)              (2,720)             (3,562)
   Net loss on sale of
     marketable securities                         2,374                  -                2,374                   -
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   32,809             72,967              149,308             211,451
                                            ------------       ------------         ------------        ------------

Net (loss) income                           $        (61)      $     64,570         $    (45,935)       $    176,559
                                            ============       ============         ============        ============

Net (loss) income per Limited
   Partnership Unit                         $          -       $       2.43         $      (1.88)       $       6.57
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net (loss) income                                                                   $    (45,935)            $     176,559
                                                                                       ------------             -------------

   Adjustments to reconcile  net (loss) income to net
     cash provided by operating activities:
       Depreciation                                                                          68,864                   152,645
       Provision for (reversal of) doubtful accounts                                         14,586                    (7,537)
       Net gain on sale of equipment                                                         (2,720)                   (3,562)
       Net loss on sale of marketable securities                                              2,374                         -
       Net increase in current assets                                                        (6,887)                  (23,001)
       Net decrease in current liabilities                                                  (13,725)                 (102,598)
                                                                                       ------------             -------------

         Total adjustments                                                                   62,492                    15,947
                                                                                       ------------             -------------

         Net cash provided by operating activities                                           16,557                   192,506
                                                                                       ------------             -------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                                8,131                         -
   Proceeds from sales of investment property                                                28,721                     3,562
                                                                                       ------------             -------------

         Net cash provided by investing activities                                           36,852                     3,562
                                                                                       ------------             -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           -                   (30,536)
   Cash distributions to partners                                                          (131,684)                 (162,959)
                                                                                       ------------             -------------

         Net cash used in financing activities                                             (131,684)                 (193,495)
                                                                                       ------------             -------------

Net (decrease) increase in cash and cash equivalents                                        (78,275)                    2,573

Cash and cash equivalents at beginning of period                                            123,547                    75,704
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $     45,272             $      78,277
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $          -             $       2,083
                                                                                       ============             =============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts included in rents receivable was $15,425 and $839 at September 30, 1996 and December 31, 1995, respectively. The allowance for doubtful accounts - affiliates was $6,699 and $17,440 at September 30, 1996 and December 31, 1995, respectively, both of which pertained to the unsecured pre-petition claim balance.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of 629 shares of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994, July 20, 1995 and October 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 5).

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $17,569, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:

                                                   1996                 1995
                                                   ----                 ----

Management fees                                $      7,243          $     17,973
Reimbursable expenses paid                           58,104                49,753
                                               ------------          ------------

                                               $     65,347          $     67,726
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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1996, the difference between the fair value and the cost basis of these securities is an unrealized loss of $354.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at September 30, 1996 and December 31, 1995, respectively, are as follows:

                                                               September 30, 1996           December 31, 1995
                                                             ------------------------     ---------------------
                                                             Cost           Fair          Cost         Fair
                                                             Basis          Value         Basis        Value


Investment in Continental Information
     Systems Corporation Stock                               $  1,573       $  1,219      $ 11,951     $ 10,158
                                                             ========       ========      ========     ========

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

(6)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996, April 19, 1996 and July 19, 1996, respectively, the Partnership received the fourth, fifth and sixth distributions from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the unsecured pre-petition claim. The fourth, fifth and sixth distributions consisted of cash proceeds of $2,630, $4,965 and $2,555, respectively. The sixth distribution also included 51 shares of common stock in Continental Information Systems
Corporation ("CISC"). Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $6,699 as of September 30, 1996 (see note 7).

(7)   Subsequent Events

On October 21, 1996, the Partnership received the seventh distribution from the Trustee with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,580. Following the Trustee's seventh distribution, the Partnership has a remaining unsecured pre-petition claim balance of $3,119 as of October 21, 1996. The General Partner anticipates that the Trustee will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995.

The Partnership realized a net loss of $61 and net income of $64,570 for the quarters ended September 30, 1996, and 1995, respectively. Rental income decreased $87,430 or 75% due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to the decrease in the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The recovery of the unsecured pre-petition claim of $2,683 for the quarter ended September 30, 1996 was the result of the receipt of the Trustee's sixth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 6 to the financial statements).

Total costs and expenses decreased $40,158 or 55% during the three month periods. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated. Included in depreciation expense for the quarter ended September 30, 1996 is a reversal of a provision for estimated losses on the ultimate disposition of equipment. During the third quarter of 1996, the provision for doubtful accounts was increased $7,842 to account for delinquent rents receivable. Management fees decreased as a result of the decline in rental income. General and administrative expenses increased $2,843 or 17% due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner. The net loss on sale of equipment is due to sales of equipment carrying high net book values. The net loss on sale of marketable securities reflects the third quarter sale of stock that had been received from the Trustee.

The Partnership realized a net loss of $45,935 and net income of $176,559 for the nine months ended September 30, 1996 and 1995, respectively. The Partnership realized rental income of $91,534 and $355,205 for the nine months ended September 30, 1996 and 1995, respectively. The $263,671 or 74% decrease includes a $48,880 adjustment in the nine months ended September 30, 1996 for an overaccrual of rental income recognized in prior periods. The adjustment relates to equipment that came off lease and was returned to inventory. Other factors impacting the decline in rental income are the remarketing of equipment at lower rates and the overall decrease in the equipment portfolio. Interest income decreased $1,090 due to the Partnership carrying lower average short-term investment balances during 1996. As mentioned above, the recovery of the unsecured pre-petition claim in the current period was the result of the receipt of the fourth, fifth and sixth distributions from the Trustee in the total amount of $10,278 (see note 6).

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $62,143 or 29% between the nine month periods. As discussed in the quarter analysis above, depreciation expense decreased $83,781 or 55% between 1996 and 1995 due to a large portion of the equipment portfolio becoming fully depreciated and due to the overall reduction of the Partnership's equipment portfolio. Another reason for the decrease in depreciation expense can be attributed to the reversal of a provision for estimated losses on the ultimate disposition of equipment. The provision for doubtful accounts increased in the current year due to an increase in delinquent rents receivable. Management fees decreased $10,730 or 60% due to the decline in rental income. General and administrative expenses increased $8,036 or 16% due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The decrease in net gain on sale of equipment between 1995 and 1996 can be attributed to a decrease in equipment sales. The net loss on sale of marketable securities reflects the third quarter sale of stock that had been received from the Trustee, as stated above.

The Partnership recorded net income per Limited Partnership Unit of $0.00 and net income of $2.43 for the quarters ended September 30, 1996 and 1995, respectively, and a net loss of $1.88 and net income of $6.57 for the nine months ended September 30, 1996 and 1995, respectively. The allocation for the nine months ended September 30, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the third quarter of 1996. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provision of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended September 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rates are obtained due to the remarketing of existing equipment after the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $22,718 and are to be received during the current year.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution early in 1997. The Partnership will not be terminated until the unsecured pre-petition claim against CIS Corporation has been settled and the proceeds have been distributed to the Partners.

The Partnership's investing activities as of September 30, 1996 generated proceeds of $28,721 from equipment sales with a cost basis of $26,000. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end if its reinvestment period and has announced its intentions of winding down the operations of the Partnership. The Partnership generated proceeds of $8,131 on the sale of 4,202 shares of CISC stock having a cost basis of $10,505.

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

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1996

Lessee

Brylane, Incorporated
FAX International, Incorporated
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


Date:  November 14, 1996

By:    Arthur P. Beecher,
       President